Form 10-K
period 1998-12-31
CREDIT SUISSE FIRST BOSTON MORT PASS THROUGH CERT SER 1998 1
filed 1999-01-27
CIK 1067451

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-K

        Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For fiscal year ended 12/31/1998

                    Commission file number: 333-00365-02

                      ASSET BACKED SECURITIES CORPORATION

            (AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT
            DATED AS OF JULY 1, 1998, PROVIDING FOR THE ISSUANCE OF
                      CREDIT SUISSE FIRST BOSTON MORTGAGE
               MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-1)
-----------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

                 Delaware                          41-1915727
                 --------                  -----------------------------
         (State or Other Jurisdiction           (I.R.S. Employer
            of Incorporation                 Identification Number)

                               11 Madison Avenue
                               Park Avenue Plaza
                            New York, New York 10010
                      ----------------------------------
                             (Address of Principal
                               Executive Offices)

                 Registrant's telephone number: (212) 325-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            _X_ YES         ___ no



Item 1. Business:

        Not applicable


Item 2. Properties:

        Not applicable


Item 3. Legal Proceedings:

        None


Item 4. Submission of Matters to a Vote of Security-Holders

        None


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        To the best knowledge of the registrant there is no established public trading market for the certificates.

        There are approximately 37 holders of record as of the end of the reporting year.


Item 6. Selected Financial Data

        Not applicable


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Not applicable


Item 8. Financial Statements and Supplementary Data

        Not applicable


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None


Item 10. Directors and Executive Officers of the Registrant

         Not applicable


Item 11. Executive Compensation

         Not applicable


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not applicable


Item 13. Certain Relationships and Related Transactions

         Not applicable


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         The company filed on Form 8-K, separately for each distribution date, reporting the distribution of funds related to the trust for each distribution date in 1998 beginning with August 1998 through December 1998.


Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 1/26/99

ASSET BACKED SECURITIES CORPORATION by U.S. Bank National Association, as Trustee for Credit Suisse First Boston Mortgage Pass-through
Certificates, Series 1998-1.

By:    /s/ Tina Hatfield
   --------------------------------------
Name:    Tina Hatfield
Title:   Vice President
Company: U.S. Bank National Association