Form 10-K
period 1999-12-31
CREDIT SUISSE FIRST BOSTON MORT PASS THROUGH CERT SER 1998 1
filed 2000-01-28
CIK 1067451

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-K

        Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For fiscal year ended 12/31/1999

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

        There are approximately 16 holders of record as of the end of the reporting year.


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

         None


Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 1/28/00

ASSET BACKED SECURITIES CORPORATION by U.S. Bank National Association, as Trustee for Credit Suisse First Boston Mortgage Pass-through
Certificates, Series 1998-1.

By:    /s/ Barbara J. Quall
   --------------------------------------
Name:    Barbara J. Quall
Title:   Vice President
Company: U.S. Bank National Association